Form 10-K
FLEET BANK NATIONAL ASSOCIATION /RI/; ADVANTA CREDIT CARD MASTER TRUST I
filed 1998-03-31
CIK 1056909, 889604

<SEQUENCE>1
[DESCRIPTION]ANNUAL REPORT

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------

(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______ to ________

         Commission File No. 33-73828

                          Fleet Bank (RI), National Association
                    (with respect to Fleet Credit Card Master Trust)
                     (formerly Advanta Credit Card Master Trust)

             (Exact name of Registrant as specified in its Charter)

           United States of America                           05-0495490
       -------------------------------               ---------------------------
        (State or other Jurisdiction                 (I.R.S. Identification No.)
            of incorporation)

50 Kennedy Plaza, 18th Floor, Providence, Rhode Island                   02903
-------------------------------------------------------------         ----------
          (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code (401) 278-5451.

Securities registered pursuant to Section l2(b) of the Act:

                                                        Name of each exchange on
                    Title of each class                     which registered

                           None                                   N/A

Securities registered pursuant to Section l2(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                              ----     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing (See definition of affiliate in Rule 405): None

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date: None.

                      Documents Incorporated By Reference:

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 425(b) or
(e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

Document                                             Form 10-K Reference
--------                                             -------------------
Current Reports on Form 8-K                          Part I, Item 2
filed between February 20, 1997
and January 15, 1998

                                TABLE OF CONTENTS


                                                                            Page

PART I

     Item l.  Business.........................................................1

     Item 2.  Properties.......................................................2

     Item 3.  Legal Proceedings................................................3

     Item 4.  Submission of Matters to a Vote of
              Security Holders.................................................3

PART II

     Item 5.  Market for the Registrant's Common Equity
              and Related Stockholder Matters..................................3

     Item 6.  Selected Financial Data..........................................3

     Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................3

     Item 8.  Financial Statements and Supplementary Data......................3

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..............................3

PART III

     Item l0. Directors and Executive Officers of
              the Registrant...................................................3

     Item ll. Executive Compensation...........................................3

     Item l2. Security Ownership of Certain Beneficial
              Owners and Management............................................4

     Item l3. Certain Relationships and Related
              Transactions.....................................................6

PART IV

     Item l4. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K..........................................6

     SIGNATURES................................................................7

     EXHIBITS..................................................................9

PART I

Item l.   Business

          On October 28, 1997, Advanta Corp. and Fleet Financial Group, Inc. ("Fleet Financial Group") entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which they agreed that Advanta Corp. and certain of its subsidiaries, including Advanta National Bank (the "Advanta Contributors"), and Fleet Financial Group and certain of its subsidiaries (the "Fleet Contributors"), would contribute certain of the assets and liabilities relating to their respective consumer credit card businesses to a newly created Rhode Island limited liability company, Fleet Credit Card, LLC (the "LLC"), initially in exchange for a 4.99% membership interest in the LLC to the Advanta Contributors and 95.01% membership interest to the Fleet Contributors and the assumption of certain liabilities, and, prior to such contribution, the LLC would direct the Fleet Contributors and the Advanta Contributors to transfer to Fleet Bank (RI), National Association ("Fleet (RI)"), a national banking association with its principal executive office located in Rhode Island and a subsidiary of Fleet Financial Group, certain of those assets and liabilities, including their credit card accounts and the assets and liabilities of Advanta National Bank relating to the ADVANTA Credit Card Master Trust. On February 20, 1998 the Advanta Contributors and the Fleet Contributors transferred to Fleet Bank (RI) those assets and liabilities (collectively, the "Transfer").

          On February 20, 1998, immediately prior to the Transfer, Advanta National Bank, as seller and servicer (in such capacities, the "Seller" and "Servicer," respectively), and The Chase Manhattan
          Bank as trustee (in such capacity, the "Trustee"), entered into the Third Amendment (the "Third Amendment") to the Amended and Restated Pooling and Servicing Agreement dated as of April 1, 1992
          (the "Pooling and Servicing Agreement") between Advanta National
          Bank as Seller and Servicer and the Trustee to permit Advanta
          National Bank to assign and delegate to Fleet (RI), all of Advanta National Bank's rights and obligations under the Pooling and Servicing Agreement and to change the name of the ADVANTA Credit
          Card Master Trust to the Fleet Credit Card Master Trust. On February 20, 1998, immediately after the Third Amendment became effective and simultaneously with the Transfer, Advanta National Bank, Fleet
          (RI), the LLC and the Trustee entered into a Supplemental Agreement under which (I) Advanta National Bank transferred to Fleet (RI), and Fleet (RI) accepted and assumed, all of Advanta National Bank's rights and obligations under the Pooling and Servicing Agreement,
          (ii) Fleet (RI) became Seller and Servicer of the Trust, (iii) Advanta National Bank was released from any continuing obligations under the Pooling and Servicing Agreement, (iv) the name of the ADVANTA Credit Card Master Trust was changed to Fleet Credit Card Master Trust, and
          (iv) Advanta National Bank and Fleet (RI) filed with the appropriate governmental authorities Uniform Commercial Code financing statements reflecting the transfer to and assumption by Fleet (RI).

Item 2.   Properties

          The information set forth in the Current Reports on Form 8-K dated February 20, 1997 through January 15, 1998, as filed by the Registrant, is incorporated herein by reference. For the monthly period ending December 31, 1997, approximately 1.49% of the accounts and 4.60% of the receivables were 30 days or more delinquent. The aggregate outstanding balance of such delinquent accounts was $63,063,455. Set forth below is certain information with respect to the Class A-1 5.95% Fixed Rate Asset Backed Certificates, Series 92-3 ("Series 92-3 Class A-1"), the Class A-2 Floating Rate Asset Backed Certificates, Series 92-3 ("Series 92-3 Class A-2"), the Floating Rate Asset Backed Certificates, Series 93-2 ("Series 93-2"), the Floating Rate Asset Backed Certificates, Series 93-4 ("Series 93-4").


                                        Receivables Written Off
                                         as Uncollectible with
                                             Respect to the         % of Receivables
                   Monthly Period       Participation Interests    Outstanding on an
Series/Class           Ended             of Certificateholders     Annualized Basis
------------     -----------------      ------------------------  ------------------
Series 92-3
 Class A-1       December 31, 1997           $155,283.90                 7.42%
                 November 30, 1997           $300,155.71                 7.20%
                 October 31, 1997            $496,908.03                 7.95%
Series 92-3
 Class A-2       December 31, 1997           $155,283.90                 7.42%
                 November 30, 1997           $300,155.72                 7.20%
                 October 31, 1997            $496,908.03                 7.95%
Series 93-2
                 December 31, 1997           $2,469,351.62               7.41%
                 November 30, 1997           $2,400,888.07               7.20%
                 October 31, 1997            $2,649,578.19               7.95%
Series 93-4
                 December 31, 1997           $2,469,351.62               7.41%
                 November 30, 1997           $2,400,888.07               7.20%
                 October 31, 1997            $2,649,578.19               7.95%

(Certain terms used but not defined in this Form 10-K Annual Report have the meanings defined in the Amended and Restated Master Pooling and Servicing Agreement dated as of April 1, 1992, filed with the Securities and Exchange Commission on January 14, 1994 with Amendment Number 1 to the Amended and Restated Master Pooling and Servicing Agreement as Exhibit 4.1 (No. 33-73828), as amended by Amendment Number 2 to the Amended Pooling and Servicing Agreement dated December 19, 1996, and as further amended by Amendment Number 3 to the Amended Pooling and Servicing Agreement dated February 20, 1998 which was filed with the Securities and Exchange Commission as Exhibit 4.1 of the Form 8-K dated March 10, 1998).

Item 3.   Legal Proceedings

          There are no material pending legal proceedings with respect to the Trust, involving either the Trust, the Trustee or the Registrant, other than ordinary or routine litigation incidental to the Trustee's or the Registrant's duties under the Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         (a) There is no established public trading market for the Certificates.

         (b) At February 28, 1998 there were twelve (12) holders of record of the Series 93-2 Certificates, fifteen (15) holders of record of the Series 93-4 Certificates.

         (c)  Not applicable.

Item 6.  Selected Financial Data

         Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         See the Supplementary Trust Data relating to the performance of the Trust filed as Exhibit 99 under Item l4(a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


PART III

Item l0. Directors and Executive Officers of the Registrant

         Not applicable.

Item ll. Executive Compensation

         Not applicable.

Item l2. Security Ownership of Certain Beneficial Owners and Management


(a)(i) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 93-2 Certificates is indicated below:


                                                              Dollar Amount
                                                                   of
                                            Percent           Certificates
                                        of Certificates           Held
Name and Address of Holder                    Held           (in $1,000's)
--------------------------------------------------------------------------------


Bank of New York                             19.59%             $ 78,380
925 Patterson Plank Road
Secaucus, NJ 07094

SSB-Custodian                                13.25%             $ 53,000
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Chase Manhattan Bank                         41.39%             $165,550
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manhattan Bank/Chemical                 5.50%             $ 22,000
4 New York Plaza
Proxy Department 13th Floor
New York, NY 10004

Bankers Trust Company                         6.63%             $ 26,500
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Swiss Bank Corporation                        5.65%             $ 22,600
222 Broadway
New York, NY 10038

(a)(ii) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 93-4 Certificates is indicated below:


                                                              Dollar Amount
                                                                   of
                                            Percent           Certificates
                                        of Certificates           Held
Name and Address of Holder                    Held           (in $1,000's)
--------------------------------------------------------------------------------


Bank of New York                             25.25%             $100,980
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank                         25.21%             $100,830
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manhattan Bank/Chemical                 8.25%             $ 33,000
4 New York Plaza
Proxy Department 13th Floor
New York, NY 10004

SSB-Custodian                                16.34%             $ 65,357
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Bankers Trust                                 7.37%             $ 29,490
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Swiss Bank Corp.                              7.43%             $ 29,710
222 Broadway
New York, NY 10038

(b)  Not applicable.

(c)  Not applicable.

Item 13. Certain Relationships and Related Transactions

         Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Supplementary Trust Data relating to performance of the Trust is being filed herewith as Exhibit 99.

         (b)  See Item 2.

         (c)  Exhibits

                  Exhibit No.             Description of Exhibit
                  -----------             ----------------------------
                      24                  Powers of Attorney
                                          (included on signature page)

                      99                  Supplementary Trust Data


         (d) Not applicable. No annual report or proxy material has been sent to security holders.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Fleet Credit Card Master Trust
                                 BY: Fleet Bank (RI), National Association, as Owner/Servicer

Dated: March 30, 1998            BY:      /s/Robert B. Hedges, Jr.
                                          ------------------------
                                          Robert B. Hedges, Jr.
                                          Chairman and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Robert B. Hedges, Jr., James P. Tylenda, Ronald R. Mittendorf, Gregory L. Ball, H. Jay Sarles, Michael R. Zucchini and Amy W. Bizar, or any of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1997 relating to Fleet Credit Card Master Trust (formerly ADVANTA Master Credit Card Trust) and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Fleet Bank (RI), National Association, as Owner/Servicer for the Fleet Credit Card Master Trust and in the capacities indicated on the 30th day of March, 1998.

         Signature                                     Title
         ---------                                     -----

/s/Robert B. Hedges, Jr.               Chairman, Chief Executive Officer
-------------------------                and Director
Robert B. Hedges, Jr.


/s/John K. Bray                        Chief Financial Officer
-------------------------
John K. Bray


/s/Gregory L. Ball                     Senior Vice President and
-------------------------                Director
Gregory L. Ball

                                       Director
-------------------------
H. Jay Sarles


/s/James P. Tylenda                    President, Chief Operating
-------------------------                Officer and Director
James P. Tylenda


                                       Director
-------------------------
Michael R. Zucchini

                                INDEX TO EXHIBITS



       Exhibit                Description of                Sequential Page
        Number                    Exhibit                        Number
----------------------   ------------------------------   -------------------
         24                Powers of Attorney                       9
                          (included on signature page)

         99                Supplementary Trust Data                11